Form 10-Q
period 1999-09-30
MEWBOURNE ENERGY PARTNERS 99-A LP
filed 1999-11-04
CIK 1084917

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                    ------    -------

                         COMMISSION FILE NO. 333-76911

                      MEWBOURNE ENERGY PARTNERS 99-A, L.P.


         Delaware                                           75-2822738
 ----------------------------                          ---------------------
(State or jurisdiction of                                (I.R.S. Employer
incorporation or organization)                         Identification Number)

   3901 South Broadway, Tyler, Texas                           75701
---------------------------------------                      ---------
(Address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
             ------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                     MEWBOURNE ENERGY PARTNERS 99-A, L. P.

                         Part I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS


                                 BALANCE SHEET
                               September 30, 1999
                                  (Unaudited)

ASSETS
------

Cash                                                             $ 100
                                                                 ------

Total assets                                                     $ 100
                                                                 ======



PARTNERS' CAPITAL
-----------------

Partners' capital                                                $ 100
                                                                 ------

Total Partners' capital                                          $ 100
                                                                 ======



                     The accompanying notes are an integral
                       part of the financial statements.

                     MEWBOURNE ENERGY PARTNERS 99-A, L. P.



                         STATEMENT OF PARTNERS' CAPITAL
                for the period April 9, 1999 (date of inception)
                           through September 30, 1999
                                  (Unaudited)


                                  Limited &   Managing
                                   General     General
                                  Partners     Partner      Total
                                 ----------   ---------   ---------
Partners' capital at April 9,
1999 (date of Inception)            $  -        $  -        $  -

Contributions                       $ 100       $  -        $ 100
                                    ------      ------      ------

Partners' capital at
  September 30, 1999                $ 100       $  -        $ 100
                                    ======      ======      ======



                     The accompanying notes are an integral
                       part of the financial statements.

                     MEWBOURNE ENERGY PARTNERS 99-A, L. P.




                            STATEMENT OF CASH FLOWS
                for the period April 9, 1999 (date of inception)
                           through September 30, 1999
                                  (Unaudited)


Cash flows from financing activities:

  Capital contributions from partners                     $ 100
                                                          ------

Cash, end of period                                       $ 100
                                                          ======



                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 99-A, L.P.


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results. All adjustments are of a normal recurring nature.

2. Mewbourne Energy Partners 99-A, L.P. (the "Registrant") was formed April 9, 1999. As of September 30, 1999, the only financial activity that had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on August 10, 1999. As of November 4, 1999, interests aggregating $2,141,000 had been sold to 84 subscribers of which $1,936,000 were sold to 76 subscribers as general partner interests and $205,000 were sold to 8 subscribers as limited partner interests.

3. From the period commencing April 9, 1999 to September 30, 1999, the Registrant conducted no business activity. Therefore, there are no items of income or expense for the reporting period and, accordingly a statement of income is not provided.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Mewbourne Energy Partners 99-A, L.P. was formed April 9, 1999. Mewbourne Development Corporation ("MD")is the Managing Partner, and has the power and authority to manage, control and administer all partnership affairs. As of September 30, 1999, the only financial activity which had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on August 10, 1999. As of November 4, 1999, interests aggregating $2,141,000 had been sold to 84 subscribers of which $1,936,000 were sold to 76 subscribers as general partner interests and $205,000 were sold to 8 subscribers as limited partner interests.

RESULTS OF OPERATIONS

The Registrant had not commenced operations prior to the period ended September 30, 1999, therefore, no trend analysis based on quarterly changes in results of operations is available.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant was formed on April 9, 1999, and the organizational contribution of $100 in cash was contributed to the Registrants's capital. During the period after formation that ended September 30, 1999, there was no increase in cash and there were no distributions to partners.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer software programs being coded to use two digits to define the applicable year. Programs that utilize date sensitive software may recognize "00" as Year 1900 rather than Year 2000. This could result in a system failure or miscalculations causing disruptions of operations including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

Due to the fact that the partnership has no accounting systems of its own, it is not directly impacted by any potential Year 2000 issue. Substantially all of the partnership's financial results, however, are derived from the accounting systems of Mewbourne Oil Company ("MOC"). MOC is an affiliate of MD and has been appointed by MD to be the Program Manager assigned to manage the drilling activities of the Registrant. MOC has made an assessment of the impact of the Year 2000 on its financial and operational systems and is engaged in the process of identifying, assessing and upgrading its systems to those which are Year 2000 compliant.

MOC has identified three major Year 2000 issues which are: (1) Software, including accounting software and PC driven application software; (2) Hardware components, equipment and machinery that may contain date sensitive software;
(3) Third party suppliers and service providers.

The accounting software was upgraded to be Year 2000 compliant (as certified by the software vendor) in June of 1998. This software has been tested is currently running effectively. MOC has completed its review of application software and all is Year 2000 compliant. MOC is approximately 99% complete in converting all company owned PC's to a Year 2000 compliant operating system. The remaining 1% will be converted by November 1999.

MOC has completed its analysis of hardware components, equipment and machinery that may contain date sensitive software. All affected equipment has either been upgraded or equipped with manual over-rides.

MOC is currently assessing its risk associated with third party suppliers and service providers. The company is currently in the process of reviewing questionnaires issued to major third party supplier and service providers. It is difficult to predict the Year 2000 compliance of these third parties, however MOC is looking into ways to minimize these risks.

                          Part II - Other Information


                  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits - 27 Financial Data Schedule

                  (b)    Reports on Form 8-K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                       MEWBOURNE ENERGY PARTNERS 99-A, L.P.

                           By: Mewbourne Development Corporation
                               Managing General Partner




Date: November 4, 1999     By: /s/ J. Roe Buckley
                               --------------------------------------
                               J. Roe Buckley, Treasurer
                               and Chief Financial Officer

                               Index to Exhibits


Exhibit No.                   Description
----------                    -----------
  27                    Financial Data Schedule