Form 10-K
period 1999-12-31
MEWBOURNE ENERGY PARTNERS 99-A LP
filed 2000-03-27
CIK 1084917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 (Fee Required)
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                          COMMISSION FILE NO. 333-76911

                      MEWBOURNE ENERGY PARTNERS 99-A, L.P.

          Delaware                                             75-2822738
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

3901 SOUTH BROADWAY, TYLER, TEXAS                                75701
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (903) 561-2900

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the act:
LIMITED AND GENERAL PARTNERSHIP INTEREST $1,000 PER INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.          [X] Yes          [ ] No

No market currently exists for the limited and general partnership interest of the registrant. Based on original purchase price the aggregate market value of limited and general partnership interest owned by non-affiliates of the registrant is $5,727,000.00.

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant's Registration Statement on Form S-1, File No. 333-76911.

                                     PART I


ITEM 1. BUSINESS

Mewbourne Energy Partners 99-A, L.P. (the "Registrant") is a limited partnership organized under the laws of the State of Delaware in 1999. Its managing general partner is Mewbourne Development Corporation, a Delaware corporation ("MD").

A Registration Statement filed pursuant to the Securities Act of 1933, as amended, registering limited partnership interests aggregating $4,000,000 and $16,000,000 in general partnership interests in a series of Delaware limited partnerships formed under Mewbourne Energy 99-00 Drilling Programs, was declared effective by the Securities and Exchange Commission on August 10, 1999. On November 22, 1999, the offering of limited and general partnership interests in the Registrant, was closed, with interests aggregating $5,727,000 being sold to 237 subscribers of which $5,051,000 were sold to 208 subscribers as general partner interests and $676,000 were sold to 29 subscribers as limited partner interests.

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. See the selected financial data in Item 6 and the financial statements in Item 8 of this report for a summary of the Registrant's revenue, income and identifiable assets.

The Registrant has acquired interests in oil and gas prospects for the purpose of development drilling. At December 31, 1999, 12 wells had been drilled and were productive and one well was drilled and abandoned. The following table summarizes the Registrant's drilling activity from inception through December 31, 1999:

                                           Gross              Net
                                      ---------------   ----------------
                                      Dry  Productive    Dry  Productive
                                      ---  ----------    ---  ----------
                  Development wells    1       12       .475     5.733

The sale of crude oil and natural gas produced by the Registrant will be affected by a number of factors which are beyond the Registrant's control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Registrant.

The Registrant does not have long-term contracts with purchasers of its crude oil or natural gas. The market for crude oil is such that the Registrant anticipates it will be able to sell all the crude oil it can produce. Natural gas will be sold to local distribution companies, gas marketers and end users on the spot market. The spot market reflects immediate sales of natural gas without long-term contractual commitments. The future market condition for natural gas cannot be predicted with any certainty, and the Registrant may experience delays in marketing natural gas production and fluctuations in natural gas prices.

Many aspects of the Registrant's activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant's ability to compete depends on its financial resources and on the managing general partner's staff and facilities, none of which are significant in comparison with those of the oil and gas exploration, development and production industry as a whole. Federal and state regulation of oil and gas operations generally includes drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company ("MOC"), a wholly-owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant's managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 17, 2000, MOC employed 104 persons, many of whom dedicated a part of their time to the conduct of the Registrant's business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will tend to increase during the winter months. Order backlog is not pertinent to the Registrant's business.

ITEM 2.  PROPERTIES

The Registrant's properties consist primarily of leasehold interests in properties on which oil and gas wells-in-progress are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle and Kansas, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant's participation in the drilling of 13 oil and gas wells. At December 31, 1999, 12 wells had been drilled and were productive and one well was drilled and abandoned.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999 covered by this report.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At March 17, 2000, the Registrant had 5,727 outstanding limited and general partnership interests held of record by 237 subscribers. There is no established public or organized trading market for the limited and general partnership interests.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant's obligations will be distributed to the partners at least quarterly in accordance with the Registrant's Partnership Agreement. During the period from inception through December 31, 1999, no distributions had been made to the limited and general partners.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the period from April 9, 1999 (date of inception) through December 31, 1999:

Operating results:

Oil and gas sales                                 $        0

Net loss                                          $ (282,772)

Net loss per limited and general
     partner interest                             $   (49.38)

At year end:

Total Assets                                      $5,444,328
                                                  ==========


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

General

Mewbourne Energy Partners 99-A, L.P. (the "Registrant") was organized as a Delaware limited partnership on April 9, 1999. The offering of limited and general partner interests began August 10, 1999 as part of an offering registered under the name Mewbourne Energy 99-00 Drilling Programs. The offering of limited and general partner interests in the Registrant concluded November 22, 1999, with total investor partner contributions of $5,727,000.

The Registrant was formed to engage primarily in the business of drilling development wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. The economic life of the Registrant depends on the period over which the Registrant's oil and gas reserves are economically recoverable.

Results of Operations

Because the Registrant was formed during the period covered by this report, no trend analysis based on yearly changes in liquidity, capital resources or results of operations is available.

Revenues during the period from April 9, 1999 (date of inception) through December 31, 1999 totaled $27,653, and consisted entirely of interest income. Expenses totaling $310,425, consisting primarily of a ceiling cost write-down, resulted in a net loss for the period of $282,772. At December 31, 1999, 12 wells had been drilled and were productive and one well had been drilled and abandoned. The Registrant's oil and gas revenues should increase during 2000 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2000 as the remaining wells are drilled and the available cash is utilized for the equipping of such wells. The Registrant expects that drilling and completion costs will decrease during 2000 and that production cost and depletion provisions will increase.

Liquidity and capital resources

Net cash increased by $2,052,767 during the period from April 9, 1999 (date of inception) through December 31, 1999. Approximately $3,674,233 of the net initial partners' capital of $5,727,000 was used for drilling and completion costs and for lease acquisition costs. Capital requirements in the future are expected to be paid with the initial partners' capital. Management believes that funds are sufficient to complete the wells for which funds have been committed. Under certain circumstances, as provided in the Registrant's Partnership Agreement, the Registrant may use revenues and/or borrow monies to fund additional capital requirements.

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

Due to the fact that the partnership has no accounting systems of its own, it is not directly impacted by any potential Year 2000 issue. Substantially all of the partnership's financial results, however, are derived from the accounting systems of MOC. MOC has made an assessment of the impact of the Year 2000 on its financial and operational systems and has completed work on upgrading all systems. At March 17, 2000, MOC had not experienced any difficulties resulting from any Year 2000 issues. MOC is continuing to monitor its risk associated with third party suppliers and service providers.

The cost associated with Year 2000 issues, including upgrades, were not materially different from the cost of normal upgrades under the software maintenance contracts MOC has with its software vendors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements of the Registrant are contained in a separate section of this report beginning with page 14 following the signature attestation. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K".

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant does not have any officers or directors. Under the Registrant's Partnership Agreement, the Registrant's managing general partner, MD, is granted the exclusive right and full authority to manage, control and administer the Registrant's business. MD is a wholly-owned subsidiary of Mewbourne Holdings, Inc.

Set forth below are the names, ages and positions of the directors and executive officers of MD, the Registrant's managing general partner. Directors of MD are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                           Age as of
                          December 31,
Name                          1999               Position
----                      ------------           --------
Curtis W. Mewbourne            64                President and Director

J. Roe Buckley                 37                Treasurer and Chief
                                                 Financial Officer

Michael F. Shepard             53                Secretary and General
                                                 Counsel

Dorothy M. Cuenod              39                Assistant Secretary
                                                 and Director

Ruth M. Buckley                38                Assistant Secretary
                                                 and Director

Julie M. Greene                36                Assistant Secretary
                                                 and Director

         CURTIS W. MEWBOURNE, age 64, formed Mewbourne Holdings in 1965 and serves as Chairman of the Board and President of Mewbourne
Holdings, MOC and MD. He has operated as an independent oil and gas producer for the past 34 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the
University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

         J. ROE BUCKLEY, age 37, joined Mewbourne Holdings in July, 1990 and serves a Treasurer and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by MBank Dallas from 1985-1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

         MICHAEL F. SHEPARD, age 53, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received the B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

         DOROTHY MEWBOURNE CUENOD, age 39, received a B.A. Degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both
MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

         RUTH MEWBOURNE BUCKLEY, age 38, received a Bachelor of Science Degrees in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W.
Mewbourne and is the sister of Dorothy M. Cuenod and Julie M.
Greene.  She is also the wife of J. Roe Buckley.

         JULIE MEWBOURNE GREENE, age 36, received a B.A. in Business Administration from the University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant does not have any directors or officers. Management of the Registrant is vested in the managing general partner. None of the officers or directors of MD or MOC will receive remuneration directly from the Registrant, but will continue to be compensated by their present employers. The Registrant will reimburse MD and MOC and affiliates thereof for certain costs of overhead falling within the definition of Administrative Costs, including without limitation, salaries of the officers and employees of MD and MOC; provided that no portion of the salaries of the directors or of the executive officer of MOC or MD may be reimbursed as Administrative Costs.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Beneficial owners of more than five percent


                      Name of         Amount & Nature       Percent
                     Beneficial        of Beneficial          of
Title of Class         Owner               Owner             Class
--------------       ----------       ---------------       -------
    None               None                 N/A               N/A


(b)  Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right and full authority to manage, control and administer the Registrant's business. Under the Registrant's Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests have the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity which may lead to such removal.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with MD and its affiliates

Pursuant to the Registrant's Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the period April 9, 1999 (date of inception) through December 31, 1999:

         Payment of well charges
         and supervision charges in
         accordance with standard
         industry operating agreements                   $69,886

The Registrant participates in oil and gas activities through a drilling program created by the Drilling Program Agreement (the "Program"). Pursuant to the Program, MD pays approximately 30% of the Program's capital expenditures and approximately 40% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 40% of the Program's revenues.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K.

(a)      1.       Financial statements

                  The following are filed as part of this annual report:

                           Report of Independent Accountants

                           Balance sheet as of December 31, 1999

                           Statement of loss for the period from April 9, 1999 (date of inception) through December 31, 1999

                           Statement of changes in partners' capital for the period from April 9, 1999 (date of inception) through December 31, 1999

                           Statement of cash flows for the period from April 9, 1999 (date of inception) through December 31, 1999

                           Notes to financial statements

         2.       Financial statement schedules

                  None.

                  All required information is in the financial statements or the notes thereto, or is not applicable or required.

         3.       Exhibits

                  The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  MEWBOURNE ENERGY PARTNERS 99-A, L.P.

                                  By:  Mewbourne Development Corporation
                                       Managing General Partner


                                  By:  /s/ Curtis W. Mewbourne
                                       -----------------------------------------
                                       Curtis W. Mewbourne
                                       President and Director
                                       (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Curtis W. Mewbourne                   President/Director                 March 17, 2000
----------------------------
Curtis W. Mewbourne

/s/ J. Roe Buckley                        Treasurer/Chief                    March 17, 2000
----------------------------              Financial Officer
J. Roe Buckley

/s/ Dorothy M. Cuenod                     Director                           March 17, 2000
----------------------------
Dorothy M. Cuenod

/s/ Ruth M. Buckley                       Director                           March 17, 2000
----------------------------
Ruth M. Buckley

/s/ Julie M. Greene                       Director                           March 17, 2000
----------------------------
Julie M. Greene


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
  PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
  NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

             No annual report or proxy material has been sent to the
                         Registrant's security holders.

                      MEWBOURNE ENERGY PARTNERS 99-A, L.P.

                              FINANCIAL STATEMENTS

                     WITH REPORT OF INDEPENDENT ACCOUNTANTS

                        FOR THE PERIOD FROM APRIL 9, 1999

                               (DATE OF INCEPTION)

                            THROUGH DECEMBER 31, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Mewbourne Energy Partners 99-A, L.P.
and to the Board of Directors of
Mewbourne Development Corporation:

In our opinion, the accompanying balance sheet and the related statements of loss, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 99-A, L.P. at December 31, 1999, and the results of its operations and its cash flows for the period from April 9,1999 (date of inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management, our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

February 25, 2000

                      MEWBOURNE ENERGY PARTNERS 99-A, L.P.
                                  BALANCE SHEET
                                DECEMBER 31, 1999



                                     ASSETS


Cash                                                                $2,052,767

Prepaid well costs                                                     515,346

Oil and gas properties at cost --full cost method                    3,171,847
Less accumulated depreciation, depletion and amortization             (295,632)
                                                                    ----------

         Total assets                                               $5,444,328
                                                                    ==========


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable, affiliate                                         $      100
                                                                    ----------

General partners                                                     4,801,595
Limited partners                                                       642,633
                                                                    ----------
     Total partners' capital                                         5,444,228
                                                                    ----------

         Total liabilities and partners' capital                    $5,444,328
                                                                    ==========



                 The accompanying notes are an integral part of
                          these financial statements.

                      MEWBOURNE ENERGY PARTNERS 99-A, L.P.
                                STATEMENT OF LOSS
                     FOR THE PERIOD FROM APRIL 9, 1999
                 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999


Revenues:
      Interest income                                                 $  27,653
                                                                      ---------
                                                                         27,653
                                                                      ---------
Expenses:
      Lease operating and production tax                                 14,759
      Administrative and general expense                                     34
      Ceiling cost write-down                                           295,632
                                                                      ---------
                                                                        310,425
                                                                      ---------
               Net loss                                               $(282,772)
                                                                      =========


Allocation of net loss:
       General partners                                               $(249,405)
                                                                      =========
       Limited partners                                               $ (33,367)
                                                                      =========



Basic and diluted net loss per limited and general partner interest
      (5,727 outstanding)                                             $  (49.38)
                                                                      =========



                 The accompanying notes are an integral part of
                          these financial statements.

                      MEWBOURNE ENERGY PARTNERS 99-A, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                        FOR THE PERIOD FROM APRIL 9, 1999
                 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999


                                           General       Limited
                                          Partners       Partners       Total
                                         -----------   -----------   -----------
Partners' capital, beginning of period   $        --   $        --   $        --

Capital contributions                      5,051,000       676,000     5,727,000

Net loss                                    (249,405)      (33,367)     (282,772)
                                         -----------   -----------   -----------

Partners' capital, end of period         $ 4,801,595   $   642,633   $ 5,444,228
                                         ===========   ===========   ===========



                 The accompanying notes are an integral part of
                          these financial statements.

                      MEWBOURNE ENERGY PARTNERS 99-A, L.P.
                             STATEMENT OF CASH FLOWS
                        FOR THE PERIOD FROM APRIL 9, 1999
                 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999


Cash flows from operating activities:
      Net loss                                                                         $  (282,772)
      Adjustment to reconcile net loss to net cash provided by operating activities:
         Cost ceiling write-down                                                           295,632

         Changes in operating assets and liabilities:
               Increase in accounts payable, affiliate                                         100
                                                                                       -----------

                  Net cash provided by operating activities                                 12,960
                                                                                       -----------


Cash flows from investing activities:
      Purchase of oil and gas properties                                                (3,171,847)
      Prepaid well costs                                                                  (515,346)
                                                                                       -----------

         Net cash used in investing activities                                          (3,687,193)
                                                                                       -----------


Cash flows from financing activities:
      Capital contribution from partners                                                 5,727,000
                                                                                       -----------

         Net cash provided by financing activities                                       5,727,000
                                                                                       -----------

Net increase in cash                                                                     2,052,767

Cash at beginning of period                                                                      0
                                                                                       -----------


Cash at end of period                                                                  $ 2,052,767
                                                                                       ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                      MEWBOURNE ENERGY PARTNERS 99-A, L.P.
                          NOTES TO FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES:

         ACCOUNTING FOR OIL AND GAS PRODUCING ACTIVITIES

                  Mewbourne Energy Partners 99-A, L.P., (the partnership), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, New Mexico and Kansas was organized on April 9, 1999. The offering of limited and general partnership interests began August 10, 1999 as a part of an offering registered under the name Mewbourne Energy Partners 99-00 Drilling Programs and concluded November 22, 1999, with total investor contributions of $5,727,000.

                  The partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 1999, no capitalized costs were subject to amortization. Costs associated with the two wells that had been drilled and plugged and abandoned during the period from April 9, 1999 (date of inception) through December 31, 1999 were written off and are reflected as ceiling cost write-down on the Statement of Loss. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH

                  The partnership maintains all its cash in one financial institution.

         INCOME TAXES

                  The partnership is treated as a partnership for income tax purposes, and as a result, income of the partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

2.       ORGANIZATION AND RELATED PARTY TRANSACTIONS:

                  The partnership was organized on April 9, 1999. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the partnership. Substantially all transactions are with MD and MOC.

                  Reimbursement to MOC for supervision and other operating charges totaled $69,886 for the period April 9, 1999 (date of inception) through December 31, 1999. Services and operator charges are billed in accordance with the program and partnership agreements.

                  In general, during any particular calendar year the total amount of administrative expenses allocated to the partnership shall not exceed the greater of (a) 3.5% of the partnership's gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

                  The partnership participates in oil and gas activities through an income tax partnership (the Program). The partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the partnership as follows:

                                                         Partnership        MD
                                                         -----------       ---
Revenues:
      Proceeds from disposition of depreciable and
        depletable properties                                60%            40%
      All other revenues                                     60%            40%

Costs and expenses:
      Organization and offering costs (1)                     0%           100%
      Lease acquisition costs (1)                             0%           100%
      Tangible and intangible drilling costs (1)            100%             0%
      Operating costs, reporting and legal
        expenses, general and administrative
        expenses and all other costs                         60%            40%

--------

(1) As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less that 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program's total capital costs reaches approximately 30%.

The partnership's financial statements reflect its respective proportionate interest in the Program.

3. RECONCILIATION OF NET LOSS PER STATEMENT OF LOSS WITH NET LOSS PER FEDERAL INCOME TAX RETURN:

                  The following is a reconciliation of net loss per statement of loss with the net loss per federal income tax return for the period from April 9, 1999 (date of inception) through December 31, 1999:

              Net loss per statement of loss                                           $  (282,772)

              Intangible development costs capitalized for financial reporting
               purposes and expensed for tax reporting purposes                         (2,854,304)

               Cost-ceiling write down for financial reporting purposes                    295,632
                                                                                       -----------
               Net loss per federal income tax return before tentative tax depletion   $(2,841,444)
                                                                                       ===========

                  The partnership's financial reporting bases of its net assets exceeded the tax bases of its net assets by $2,558,672 at December 31, 1999.


4.       PRELIMINARY OIL AND GAS INFORMATION (UNAUDITED):

                  A majority of the wells drilled, or to be drilled, by the partnership have been, or will be, completed subsequent to December 31, 1999. Sufficient information is not yet available from well tests or from initial production to accurately present numerical unaudited reserve information.

                                INDEX TO EXHIBITS


The following documents are incorporated by reference in response to Item
14(a)3.

Exhibit No.                          Description
-----------                          -----------
   3.1            Form of Certificate of Limited Partnership
                           (filed as Exhibit 3.1 to Registration
                           Statement on Form S-1, File No. 333-76911
                           and incorporate herein by reference)

   3.2            Form of Certificate of Amendment of the
                           Certificate of Limited Partnership
                           (filed as Exhibit 3.2 to Registration
                           Statement on Form S-1, File No. 333-76911 and incorporated herein by reference)

   4.1            Form of Agreement of Partnership
                           (filed as Exhibit 4.1 to Registration
                           Statement on Form S-1, File No. 333-76911 and incorporated herein by reference)

   4.1.2                   Amendment to Agreement of
                           Partnership (filed herewith)

   10.1           Form of Drilling Program Agreement
                           (filed as Exhibit 10.1 to Registration
                           Statement on Form S-1, File No. 333-76911 and incorporated herein by reference)

   10.3           Form of Operating Agreement
                           (filed as Exhibit 10.3 to Registration
                           Statement on Form S-1, File No. 333-76911 and incorporated herein by reference)

   27             Financial Data Schedule